Form 10-Q
period 2014-03-31
BAY BRIDGE FOOD & PRODUCE CO
filed 2014-05-19
CIK 1572819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2014

or

      .  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission File Number  333-187588

BAY BRIDGE FOOD AND PRODUCE COMPANY
(Exact name of registrant as specified in its charter)

DELAWARE	46-0771551
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3550 South Harlan Street Suite 284, Denver, CO	80235
(Address of principal executive offices)	(Zip Code)

720-385-8381
(Registrant's telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      X . Yes       . No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    X. Yes       . No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange

Act.

Large accelerated filer       .

Accelerated filer       .

Non-accelerated filer       .  (Do not check if a smaller reporting company)

Smaller reporting company   X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    X . Yes       .  No

The number of shares of common stock outstanding as of May 15, 2014 was 5,000,000.

PART I—FINANCIAL INFORMATION

1

Item 1. Financial Statements.

1

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

10

Item 4. Controls and Procedures.

13

PART II—OTHER INFORMATION

13

Item 1. Legal Proceedings.

13

Item 1A. Risk Factors.

13

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

13

Item 3. Defaults Upon Senior Securities.

13

Item 4. Mine Safety Disclosures.

13

Item 5. Other Information.

14

Item 6. Exhibits.

14

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

BAY BRIDGE FOOD AND PRODUCE COMPANY
(A Development Stage Company)

BALANCE SHEETS

ASSETS

	March 31, 2014	December 31, 2013
	(unaudited)
Current assets:

Cash	$238	$263

Total assets (all current)	$238	$263

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$1,000	$3,225
Due to shareholders/directors	16,676	9,136

Total liabilities (all current)	17,676	12,361

Stockholders' equity:
Common stock, $0.00001par value; 500,000,000 shares authorized, 5,000,000 shares issued and outstanding at 2014 and 2013
	50	50
Additional paid-in capital	4,950	4,950
Deficit accumulated during the development stage	(22,438)	(17,098)
Total stockholders' equity	(17,438)	(12,098)

Total liabilities and stockholders' equity	$238	$263

See accompanying notes to the unaudited financial statements.

BAY BRIDGE FOOD AND PRODUCE COMPANY
(A Development Stage Company)

STATEMENTS OF OPERATIONS
(unaudited)

	For the three month period ended March 31, 2014		For the period from inception through March 31, 2013		Accumulated from inception through March 31, 2014

Operating expenses:
Professional fees		$4,500		$7,750		$17,710
General and administrative		840		1,014		4,728

Total operating expenses		(5,340)		(8,764)		(22,438)

Net loss		$(5,340)		$(8,764)		$(22,438)

Basic and diluted net loss per share	$	*	$	*	$	*

Basic and diluted weighted average
number of shares outstanding		5,000,000		5,000,000		5,000,000

* Less than ($0.01) per share.

See accompanying notes to the unaudited financial statements.

BAY BRIDGE FOOD AND PRODUCE COMPANY
(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited)

				Deficit
				accumulated
	Common stock		Additional	during the
	Number of		paid-in	development
	shares	Amount	capital	stage	Totals

Issuance of common shares at inception
(January 7, 2013) at $0.001 per share	5,000,000	$50	$4,950	$-	$5,000
Net loss	-	-	-	(17,098)	(17,098)
Balances, December 31, 2013	5,000,000	50	4,950	(17,098)	(12,098)

Net loss	-	-	-	(5,340)	(5,340)
Balances, March 31, 2014	5,000,000	$50	$4,950	$(22,438)	$(17,438)

See accompanying notes to the unaudited financial statements.

BAY BRIDGE FOOD AND PRODUCE COMPANY
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
(unaudited)

	For the three months period ended March 31, 2014	For the period from inception through March 31, 2013	Accumulated from inception through March 31, 2014
Cash flows from operating activities:
Net loss	$(5,340)	$(8,764)	$(22,438)
Adjustments to reconcile net loss to
net cash used in operating activities:
(Decrease) increase in accounts payable	(2,225)	-	1,000
Increase in due to shareholders/directors	4,840	5,887	13,726

Net cash used in operating activities	(2,725)	(2,877)	(7,712)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	5,000	5,000
Deposit received from shareholders/directors	2,700	-	2,950

Net cash provided by financing activities	2,700	5,000	7,950

Net (decrease) increase in cash	(25)	2,123	238

Cash, at beginning of period	263	-	-

Cash, end of period	$238	$2,123	$238

See accompanying notes to the unaudited financial statements.

BAY BRIDGE FOOD AND PRODUCE COMPANY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2014

1.

Organization, nature of business, going concern and management’s plans:

Bay Bridge Food and Produce Company (the “Company”) was incorporated in the State of Delaware on January 7, 2013. The Company’s principal business plan is the intended use and sale of combined heat and power electricity generated in the support of controlled environment agriculture (“CEA”) to grow vegetables for human consumption.

The Company plans to generate revenue from four sources: (1) the production and sale of high-value produce such as heirloom tomatoes; (2) the sale of electric power in excess of its own requirements to utility power grids; (3) the use of electric power generated to establish cold storage and frozen storage facilities at a CEA facility; and (4) the use of the electric power generated to establish a co-location data storage center.

Going concern and management’s plans:

At March 31, 2014, the Company had a deficit accumulated since inception and has no revenue generating operations. The Company is dependent on external sources of capital in order to implement its business plan and commence operations.  The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to raise additional equity or debt financing and establish profitable operations.  It is management’s intention to identify funding sources until such time as there is sufficient operating cash flow to fund operating requirements.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Since inception, the Company has been in discussions with the following parties:

A private equity firm from whom the Company is seeking to obtain financing; the Company has not yet entered into any term sheets or definitive agreements with this or any other firm.

Dutchess County, New York, which have resulted in the County Economic Development Commission providing assistance and guidance towards facility location, potential economic incentives and partner/advisor recommendations. The Company is in the process of contracting for its first greenhouse facility in Poughkeepsie, New York.

Several consultants and advisors knowledgeable and expert in the field of power plant development and operation and in the field of CEA.  These parties also represent potential advisory board members.

BAY BRIDGE FOOD AND PRODUCE COMPANY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2014

1.

Organization, nature of business, going concern and management’s plans (continued):

Going concern and management’s plans (continued):

On March 17, 2014, the Company received a Notice of Effectiveness from the Securities and Exchange Commission (SEC) to sell up to 500,000 share of its common stock at an offering price of $0.10 per share. As of the report date, no shares have been sold.

2.

Summary of significant accounting policies:

Basis of preparation:

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States (US GAAP).  The Company’s fiscal year-end is December 31.

The Company’s activities to date have primarily consisted of developing a business plan, establishing relationships, and working to identify facilities.  Accordingly, the Company is considered to be in the development stage, and these financial statements have been prepared in accordance with the provisions of ASC 915, “Development Stage Entities”.

Use of estimates:

The preparation of financial statements is conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Cash:

Cash includes bank deposits, which are unrestricted as to withdrawal or use.

Fair value measurements:

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in the principal or most advantageous market.  The Company uses a fair value hierarchy that has three levels of inputs, both observable and unobservable, with use of the lower possible level of input to determine fair value.

BAY BRIDGE FOOD AND PRODUCE COMPANY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2014

2.

Summary of significant accounting policies (continued):

Fair value measurements (continued):

Level 1

–

quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2

–

observable inputs other than Level 1, quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, and model-derived prices whose inputs are observable or whose significant value drivers are observable;  and

Level 3

–

assets and liabilities whose significant value drivers are unobservable.

As of March 31, 2014, the Company did not have any assets or liabilities that were measured at fair value on a recurring or non-recurring basis, with the exception of cash (Level 1).

Observable inputs are based on market data obtained from independent sources, while unobservable inputs are based on the Company’s market assumption.  Unobservable inputs require significant management judgment or estimates.  In some cases, the inputs used to measure an asset or liability may fall into different levels of the fair value hierarchy.  In those instances, the fair value measurement is required to be classified using the lowest of input that is significant to the fair value measurement.  Such determination requires significant management judgment.

Financial instruments, including cash and accounts payable, were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments.  The fair value of amounts due to shareholder/director is not practical to estimate, due to the related party nature of the underlying transactions.

Income taxes:

The Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases, as well as net operating losses.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets or liabilities of a change in tax rates is recognized in the period in which the tax change occurs.  A valuation allowance is provided to reduce the deferred tax assets by 100%, since the Company believes that at this time it is more likely than not that the deferred tax asset will not be realized.

The Company is to file income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  Management does not believe there will be any material changes in the Company’s unrecognized tax positions over the next 12 months.

BAY BRIDGE FOOD AND PRODUCE COMPANY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2014

2.

Summary of significant accounting policies (continued):

Income taxes (continued):

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expenses.  As of March 31, 2014, there were no penalties or accrued interest amounts associated with any unrecognized tax benefits.

The Company has a deferred tax asset of approximately $8,000 related to net operating losses at March 31, 2014, which has been fully reduced by a valuation allowance due to management’s uncertainty related to the realization of the deferred tax asset at March 31, 2014.

Concentration of credit risk:

The Company’s financial instruments that are exposed to concentration of credit risk consist of cash.  The Company’s cash is in demand deposit accounts placed with federally insured financial institutions in the United States.

Interim financial statements:

In the opinion of management, the accompanying unaudited financial statements contain all adjustments which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown.  The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

Basic and diluted net income (loss) per share:

Earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the reporting period including common stock issued effective the date committed.  Common stock issuable is considered outstanding as of the original approval date for the purposes of earnings per share computations.  Diluted earnings (loss) per common share is computed by dividing net earnings (loss) by the sum of (a) the basic weighted average number of shares of common stock outstanding during the period and (b) additional shares that would have been issued and potentially dilutive securities.  For the period from inception (January 7, 2013) through March 31, 2014 the basic and diluted loss per share were the same.

Recent accounting pronouncement:

The Company has evaluated all newly issued accounting pronouncements and believes such pronouncements do not have a material effect on the Company’s financial statements.

BAY BRIDGE FOOD AND PRODUCE COMPANY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2014

3.

Due to shareholders/directors:

As of March 31, 2014, the Company has recorded an unsecured payable of $16,676 to its two shareholders/directors for incorporation fees and certain professional fees paid for by these parties on behalf of the Company.

4.

Stockholders’ equity:

In March 2014 the Company’s founder sold 2,000,000 shares of his 5,000,000 shares to the newly elected board member and Executive Vice President/General Counsel. The total number of issued and outstanding shares has not changed.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion provides information that management believes is relevant to an assessment and understanding of the financial condition and results of operations of Bay Bridge Food and Produce Company (the "Company").

This discussion addresses matters we consider important for an understanding of our financial condition and results of operations as of and for the year ended December 31, 2013 and the quarter ended March 31, 2014, as well as our future results. It. consists of the following subsections:

*

"Results and Plan of Operation" which provides a brief summary of our consolidated results and financial position and the primary factors affecting those results, as well as a summary of our expectations for fiscal 2014;

*

"Liquidity and Capital Resources," which contains a discussion of our cash flows and liquidity, investing activities and financing activities, contractual obligations, and critical obligations;

*

"Results of Operations and Comparison"," which sets forth an analysis of the operating results for the three months ended March 31, 2014 and March 31, 2013;

*

"Critical Accounting Policies," which provides an analysis of the accounting policies we consider critical because of their effect on the reported amounts of assets, liabilities, income and/or expenses in our consolidated financial statements and/or because they require difficult, subjective or complex judgments by our management;

*

"Recent Accounting Pronouncements and Developments," which summarizes recently published authoritative accounting guidance, how it might apply to us and how it might affect our future results.

This item should be read in conjunction with our financial statements and the notes thereto included in this annual report.

RESULTS AND PLAN OF OPERATIONS

Bay Bridge Food and Produce Company is a development stage company incorporated in Delaware on January 7, 2013.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has not commenced operations.  It currently has no physical assets and no facilities. Since its inception it has not generated any revenue.  It has accumulated deficits as shown on the financial statements.  It has minimal cash on hand and to date has been funded solely by management. The primary focus of the Company has been to file an S-1 registration statement and the Company received a Notice of Effectiveness on March 17, 2014.

The Company has no debt and has not yet sold any stock.  It has no contingent liabilities.  The Company has two shareholders with a total of 5,000,000 shares of common stock.

While the Company has no revenue at this time, we plan to generate revenues through four sources: (1) the production and sale of high-value produce such as heirloom tomatoes; (2) the sale of electric power in excess of its own requirements to utility power grids; (3) the use of electric power generated to establish cold storage and frozen storage facilities at a CEA facility; and (4) the use of the electric power generated to establish a co-location data storage center.

We expect to generate high quality produce that we intend to sell to retailers. Additionally, we expect the greenhouse facilities to generate additional power, which we will sell to the grid. We believe that we will have sufficient excess power that we may be able to provide cold storage for agricultural products and enough power to run a data center. However, the primary source of energy revenue will be through the sale of power to third parties. We will evaluate all opportunities at the time of proof-of-concept.

PLAN OF OPERATION

Over the 12 month period starting upon the effective date of this registration statement, the Company must raise capital in order to complete the Business and Marketing Plan and to commence its execution. The Company anticipates that the business and marketing plan will be completed within two to three months after the offering is completed.

Obstacles to successfully completing our plan include availability of financing, suitable business locations, successful implementation of our business model, ability to obtain appropriate governmental approvals, installation of equipment, and a successful harvest. Milestones include the leasing of an appropriate facility and a successful harvest of our vegetables. We believe that the first $50,000 should allow us to retrofit the Facility and commence operations.

To date, we have identified a number of locations in Poughkeepsie, New York that would be suitable.

To date, we have sourced equipment, scouted locations for operations and have arranged for an audit of our financial records. We have sourced and priced equipment, engaged international and national experts about the suitability of crop and CEA. Upon funding, we intend to integrate various technologies such as hydroponics, lamps and lighting systems to provide specific spectrums of light, video equipment to monitor operations and mapping technologies to determine degree of ripeness in conjunction with non-invasive Brix testing ("Brix'). Brix allows the tester to determine the naturally occurring sugar content of an agricultural produce. It is used on grapes for wine selection. The greater the sugar content, the more preferable the output. Brix testing is one of many standards by which the quality of a tomato is assessed. We will conduct Brix testing in our facilities using commercially available testing equipment that costs less than $10,000. The tests will give results of the sugar content of the produce. Brix testing is one of many standards by which the quality of a tomato is assessed.

All proceeds currently held by the company are the result of the sale of common stock to its officers. The Company does not have any contractual arrangement with Mr. Andrew Duke to fund the Company on an on-going basis for either operating capital or a loan. The CEO may elect to fund the Company as he did initially, however there are no assurances that he will in the future.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company has been funded solely by management. It has no revenue to date and has not commenced operations.  There is no commitment on the part of management to continue funding. During the first quarter of 2014, we found that the development stage of the company made capital acquisition extremely difficult. The Company has not begun operations and has relied solely on loans from management to fund its operations.  Operations have consisted primarily of filing the S-1 and paying filing fees, professional fees, registered agent fees, Delaware franchise tax, and maintaining the URL.

CRITICAL ACCOUNTING POLICIES

We have identified the following critical accounting policies which were used in the preparation of our financial statements:

Fair Value measurements:

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in the principal or most advantageous market.  The Company uses a fair value hierarchy that has three levels of inputs, both observable and unobservable, with use of the lower possible level of input to determine fair value.

Level 1

quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2

observable inputs other than Level 1, quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, and model-derived prices whose inputs are observable or whose significant value drivers are observable;  and

Level 3

assets and liabilities whose significant value drivers are unobservable.

As of March 31, 2014, the Company did not have any assets or liabilities that were measured at fair value on a recurring or non-recurring basis, with the exception of cash (Level 1).

Observable inputs are based on market data obtained from independent sources, while unobservable inputs are based on the Company’s market assumption.  Unobservable inputs require significant management judgment or estimates.  In some cases, the inputs used to measure an asset or liability may fall into different levels of the fair value hierarchy.  In those instances, the fair value measurement is required to be classified using the lowest of input that is significant to the fair value measurement.  Such determination requires significant management judgment.

Financial instruments, including cash and accounts payable, were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments.  The fair value of amounts due to shareholder/director is not practical to estimate, due to the related party nature of the underlying transactions.

Income taxes:

The Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases, as well as net operating losses.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets or liabilities of a change in tax rates is recognized in the period in which the tax change occurs.  A valuation allowance is provided to reduce the deferred tax assets by 100%, since the Company believes that at this time it is more likely than not that the deferred tax asset will not be realized.

The Company is to file income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  Management does not believe there will be any material changes in the Company’s unrecognized tax positions over the next 12 months.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expenses.  As of March 31, 2014, there were no penalties or accrued interest amounts associated with any unrecognized tax benefits.

The Company has a deferred tax asset of approximately $8,000 related to net operating losses at March 31, 2014, which has been fully reduced by a valuation allowance due to management’s uncertainty related to the realization of the deferred tax asset at March 31, 2014.

MATERIAL CONTINGENCIES AND COMMITMENTS

The Company has no contingencies or long-term commitments.

The Company will need financing in the form of equity in order to provide the necessary working capital. The Company currently has no commitments for financing. There are no assurances the Company will be completely successful in raising the funds required.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenue or expenses, results of operation, liquidity, capital expenditures or capital resources that are material to investors, nor did the Company have any non-consolidated special purpose entities during this quarter.

RECENT ACCOUNTING PRONOUNCEMENTS

Management has evaluated any recently issued accounting pronouncements to determine their applicability and does not believe that any of these pronouncements will have a significant impact on the Company’s financial statements.

Item 4. Controls and Procedures.

(a)

Evaluation of Disclosure Controls and Procedures

We maintain "disclosure controls and procedures" as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the "Exchange Act") that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms, and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

Under the supervision of, and the participation of, our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of our disclosure controls and procedures as of March 31, 2014. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective as of March 31, 2014 as a result of the material weaknesses in internal control over financial reporting due to lack of segregation of duties and a limited corporate governance structure. The Company has no revenue and minimal expenses.  It maintains a checking account and bills are paid from this account.  The President maintains the checking account.

 Until March 20, 2014 the Company had one shareholder and that shareholder was the only officer and director.  On March 20, 2014, an additional shareholder and director was added.

While management strives to segregate duties as much as practicable, there is an insufficient volume of transactions at this point in time to justify additional full time staff. We believe that this is typical in most development stage companies. We may not be able to fully remediate the material weakness until we commence operations at which time we would expect to hire more staff. We will continue to monitor and assess the costs and benefits of additional staffing, however, until we obtain sufficient funding no staff can be added.

(b)

 Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the last fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not party to any legal proceedings and, to the best of our knowledge, no such proceedings are threatened or contemplated by any party.

Item 1A. Risk Factors.

There have been no material changes to our risk factors since the filing of Amendment #6 to our S-1 on March 3, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)

NONE

(b)

N/A

(c)

NONE

Item 3. Defaults Upon Senior Securities.

NONE

Item 4. Mine Safety Disclosures.

N/A.

Item 5. Other Information.

(a)

The registrant must disclose under this item any information required to be disclosed in a report on Form 8-K during the period covered by this Form 10-Q, but not reported, whether or not otherwise required by this Form 10-Q. If disclosure of such information is made under this item, it need not be repeated in a report on Form 8-K which would otherwise be required to be filed with respect tosuch information or in a subsequent report on Form 10-Q; and

1.

 On March 17, 2014, the Company received a Notice of Effectiveness from the Securities and Exchange Commission. (SEC).

2.

On March 20, 2014 Andrew R. Duke, the Company’s sole shareholder and director sold two million of his five million shares to Stuart M. Leudan.  Mr. Leudan was then elected as a Director of the Company and Executive Vice President.

3.

(a) The Company’s Directors and Officers are set forth below:

Name	Age	Office	Director	Number of Shares
Andrew R. Duke	59	President, CEO	Yes	3,000,000
Stuart M. Leudan	67	Executive V.P.	Yes	2,000,000

   (b) There has been no compensation paid to the Officers and none is expected to be paid until the Company raises at least $1 million or has generated $250,000 in revenue.

There have been no material changes in the way security holders may nominate candidates to the Company’s Board of Directors.

Item 6. Exhibits.

EXHIBIT INDEX

Exhibit Number	Description
31.1

Certification Pursuant to Rule 13A-14 or 15D-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by the Principal Executive Officer/Chief Financial Officer

32.1	Certification Required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Principal Executive Officer/Chief Financial Officer

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BAY BRIDGE FOOD AND PRODUCE COMPANY

                             (Registrant)

By: /s/ Andrew R. Duke

Andrew R. Duke

Chief Executive Officer, and Chief Financial Officer

Date:  May 19, 2014

14