Form 10-Q
period 2014-06-30
BAY BRIDGE FOOD & PRODUCE CO
filed 2015-03-31
CIK 1572819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

(Mark One)

 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

Or

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to ______

Commission File Number  333-187588

BAY BRIDGE FOOD AND PRODUCE COMPANY
(Exact name of registrant as specified in its charter)

Delaware	46-0771551
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)

720-385-8381
(Registrant's telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes      . No  X

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  X . No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

SEC 1296 (01-12) Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  X . No

The number of shares of common shares outstanding as of March 31, 2015 was 5,000,000.

TABLE OF CONTENTS

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

BAY BRIDGE FOOD AND PRODUCE COMPANY

BALANCE SHEETS

ASSETS
	June 30, 2014	December 31, 2013
	(unaudited)
Current assets:

Cash	$193	$263

Total assets (all current)	$193	$263

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

Accounts payable	$5,000	$3,225
Due to shareholders/directors	16,676	9,136

Total liabilities (all current)	21,676	12,361

Stockholders' equity:
Common stock, $0.00001par value; 500,000,000 shares
authorized, 5,000,000 shares issued and outstanding at 2014 and 2013	50	50
Additional paid-in capital	4,950	4,950
Accumulated Deficit	(26,483)	(17,098)
Total stockholders' equity	(21,483)	(12,098)

Total liabilities and stockholders' equity	$193	$263

See accompanying Notes to unaudited financial statements

BAY BRIDGE FOOD AND PRODUCE COMPANY

STATEMENTS OF OPERATIONS
(unaudited)

		For the three months ended June 30,				For the six months period ended June 30,		For the period from inception through June 30,
		2014		2013		2014		2013
Operating expenses:
Professional fees		$4,000		$1,460		$8,500		$9,210
General and administrative		45		211		885		1,225

Total operating expenses		(4,045)		(1,671)		(9,385)		(10,435)

Net loss		$(4,045)		$(1,671)		$(9,385)		$(10,435)

Basic and diluted net loss per share	$	*	$	*	$	*	$	*

Basic and diluted weighted average
number of shares outstanding		5,000,000		5,000,000		5,000,000		5,000,000

*Less than ($0.01) per share.

See accompanying notes to unaudited financial statements

BAY BRIDGE FOOD AND PRODUCE COMPANY

STATEMENTS OF CASH FLOWS
(unaudited)

	For the six months ended June 30, 2014	For the period from inception through June 30, 2013
Cash flows from operating activities:
Net loss	$(9,385)	$(10,434)
Adjustments to reconcile net loss to
net cash used in operating activities:
Increase in accounts payable	1,775	1,626
Increase in due to shareholders/directors	7,540	5,886

Net cash used in operating activities	(70)	(2,922)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	5,000

Net cash provided by financing activities	-	5,000

Net (decrease) increase in cash	(70)	2,078

Cash, at beginning of period	263	-

Cash, end of period	$193	$2,078

See accompanying Notes to unaudited financial statements

BAY BRIDGE FOOD AND PRODUCE COMPANY

NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2014

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

Going concern and management’s plans:

At June 30, 2014, the Company had a deficit accumulated since inception and has no revenue generating operations. The Company is dependent on external sources of capital in order to implement its business plan and commence operations.  The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to raise additional equity or debt financing and establish profitable operations.  It is management’s intention to identify funding sources until such time as there is sufficient operating cash flow to fund operating requirements.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

In the quarter ended June 30, 2014, the Company elected to early adopt Accounting Standards Update No. 2914-10 Development Stage Entities (Topic 915) Elimination of Certain Financial Reporting Requirements. The adoption of this ASU has allowed the Company to remove the inception to date information and all references to development stage.

BAY BRIDGE FOOD AND PRODUCE COMPANY

NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2014

2.

Summary of significant accounting policies (continued)

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

As of June 30, 2014 and December 31, 2013, the Company did not have any assets or liabilities that were measured at fair value on a recurring or non-recurring basis, with the exception of cash (Level 1).

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

NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2014

2.

Summary of significant accounting policies (continued):

Income taxes (continued):

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expenses.  As of June 30, 2014 and December 31, 2013, there were no penalties or accrued interest amounts associated with any unrecognized tax benefits.

The Company has a deferred tax asset of approximately $8,000 and $6,000 related to net operating losses at June 30, 2014 and December 31, 2013 respectively, which has been fully reduced by a valuation allowance due to management’s uncertainty related to the realization of the deferred tax asset at June 30, 2014 and December 31, 2013.

Concentration of credit risk:

The Company’s financial instruments that are exposed to concentration of credit risk consist of cash.  The Company’s cash is in demand deposit accounts placed with federally insured financial institutions in the United States.

Interim Financial Statements

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

Basic and diluted net income (loss) per share:

Earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the reporting period including common stock issued effective the date committed.  Common stock issuable is considered outstanding as of the original approval date for the purposes of earnings per share computations.  Diluted earnings (loss) per common share is computed by dividing net earnings (loss) by the sum of (a) the basic weighted average number of shares of common stock outstanding during the period and (b) additional shares that would have been issued and potentially dilutive securities.  For all periods presented, the basic and diluted loss per share were the same.

Recent accounting pronouncement:

The Company has evaluated newly issued accounting pronouncements and believes such pronouncements do not have a material effect on the Company’s financial statements.

3.

Due to shareholders/directors:

As of June 30, 2014 and December 31, 2013, the Company has recorded an unsecured payable of $16,676 and $9,136 respectively to its two shareholders/directors for incorporation fees and certain professional fees paid for by these parties on behalf of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion provides information that management believes is relevant to an assessment and understanding of the financial condition and results of operations of Bay Bridge Food and Produce Company (the "Company").

This discussion addresses matters we consider important for an understanding of our financial condition and results of operations as of and for the period ended June 30, 2014 and the quarter ended June 30, 2014, as well as our future results. It. consists of the following subsections:

•

"Results and Plan of Operation" which provides a brief summary of our consolidated results and financial position and the primary factors affecting those results, as well as a summary of our expectations for fiscal 2014;

•

"Liquidity and Capital Resources," which contains a discussion of our cash flows and liquidity, investing activities and financing activities, contractual obligations, and critical obligations;

•

"Results of Operations and Comparison"," which sets forth an analysis of the operating results for the three months ended June 30, 2014, and 2013, the six month period ended June 30, 2014 and for the period from inception through June 30, 2013;

•

"Critical Accounting Policies," which provides an analysis of the accounting policies we consider critical because of their effect on the reported amounts of assets, liabilities, income and/or expenses in our consolidated financial statements and/or because they require difficult, subjective or complex judgments by our management;

•

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

The Company has no debt and has not yet sold any stock related to its registration statement.  It has no contingent liabilities.  The Company has two shareholders with a total of 5,000,000 shares of common stock.

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

PLAN OF OPERATION

Over the 12 month period starting upon the effective date of the Company’s registration statement, the Company must raise capital in order to complete the Business and Marketing Plan and to commence its execution. The Company anticipates that the business and marketing plan will be completed within two to three months after the offering is completed.

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

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company has been funded solely by management. It has no revenue to date and has not commenced operations.  There is no commitment on the part of management to continue funding. During the first and second quarters of 2014, we found that the stage of the company made capital acquisition extremely difficult. The Company has not begun operations and has relied solely on loans from management to fund its operations.  Operations have consisted primarily of filing the S-1 and paying filing fees, professional fees, registered agent fees, Delaware franchise tax, and maintaining the URL.

CRITICAL ACCOUNTING POLICIES

We have identified the following critical accounting policies which were used in the preparation of our financial statements:

For Value measurements:

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

As of June 30, 2014, the Company did not have any assets or liabilities that were measured at fair value on a recurring or non-recurring basis, with the exception of cash (Level 1).

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

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expenses.  As of June 30, 2014, there were no penalties or accrued interest amounts associated with any unrecognized tax benefits.

The Company has a deferred tax asset of approximately $8,000 and $6,000 related to net operating losses at June 30, 2014 and December 31, 2013 respectively, which has been fully reduced by a valuation allowance due to management’s uncertainty related to the realization of the deferred tax asset at June 30, 2014 and December 31, 2013.

MATERIAL CONTINGENCIES AND COMMITMENTS

The Company has no contingencies or long-term commitments.

The Company will see financing in the form of equity in order to provide the necessary working capital. The Company currently has no commitments for financing. There are no assurances the Company will be completely successful in raising the funds required.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2014, the Financial Accounting Standards Board issued ASU 2014-10 Development Stage Entities (Topic 913) Elimination of Certain Financial Reporting Requirements. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the Statements of Operations, Cash Flows and Stockholders’ Equity. The amendments in ASU 201410 will be effective prospectively for annual reporting periods beginning after December 31, 2014, and interim periods within those annual periods, however, early adoption is permitted. The Company has elected to early adopt this standard commencing for the reporting period June 30, 2014.

Management has evaluated any recently issued accounting pronouncements to determine their applicability and does not believe that any of these pronouncements will have a significant impact on the Company’s financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a "smaller reporting company" as defined by Rule 12b-2 of the Exchange Act, the Company is not required to provide the information required by this Item. However, please see "Part II, Item I A. Risk Factors" for a discussion of the risks associated with the Company.

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

Under the supervision of, and the participation of, our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of our disclosure controls and procedures as of June 30, 2014. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective as of June 30, 2014 as a result of the material weaknesses in internal control over financial reporting due to lack of segregation of duties and a limited corporate governance structure. The Company has no revenue and minimal expenses.  It maintains a checking account and bills are paid from this account.  The President maintains the checking account.

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

a)

NONE

b)

N/A

c)

NONE

Item 3. Defaults Upon Senior Securities.

NONE

Item 4. Mine Safety Disclosures.

N/A.

Item 5. Other Information.

1.

On March 17, 2014, the Company received a Notice of Effectiveness from the Securities and Exchange Commission. (SEC).

2.

On March 20, 2014 Andrew R. Duke, the Company’s sole shareholder and director sold two million of his five million shares to Stuart M. Leudan.  Mr. Leudan was then elected as a Director of the Company and Executive Vice President and General Counsel.

3.

(a)The Company’s Directors and Officers are set forth below:

Name	Age	Officer	Director	Number of Shares
Andrew R. Duke	60	President, CEO	Yes	3,000,000
Stuart M. Leudan	68	Executive V.P.	Yes	2,000,000

(b) There has been no compensation paid to the Officers and none is expected to be paid until the Company raises at least $1 million or has generated $250,000 in revenue.

There have been no material changes in the way security holders may nominate candidates to the Company’s Board of Directors.

Item 6. Exhibits.

EXHIBIT INDEX

Exhibit Number	Description
31.1

Certification Pursuant to Rule 13A-14 or 15D-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by the Principal Executive Officer/Principal Accounting Officer

32.1	Certification Required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Principal Executive Officer/Principal Accounting Officer

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BAY BRIDGE FOOD AND PRODUCE COMPANY
(Registrant)

Date: March 31, 2015

By: /s/ Andrew R. Duke,
Principal Executive Officer, and Principal Accounting Officer